Form 10QSB
period 2007-11-30
Interfac Mining Inc.
filed 2008-02-22
CIK 1414899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended November 30, 2007

[   ]  Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

Commission File Number   333-146643

INTERFAC MINING INC.
(Exact name of small Business Issuer as specified in its charter)

Nevada	Applied For
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

3780 West Broadway
Vancouver, British Columbia
Canada	V1Y 8R4
(Address of principal executive offices)	(Postal or Zip Code)

Issuer’s telephone number, including area code:	(778) 999-6100

None
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

Yes  [   ]   No  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [X]   No  [   ]

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,750,000 Shares of $0.001 par value Common Stock outstanding as of February 22, 2008.

INTERFAC MINING INC.

(An Exploration Stage Company)

Balance Sheets

	November 30,	May 31,
	2007	2007
	(Unaudited)
ASSETS
Current Assets
Cash	$5,418	$17,053
Total Current Assets	5,418	17,053
Mineral interest acquisition costs, less reserve for
impairment of $7,000	-	-
Total Assets	$5,418	$17,053

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$-	$6,000
Total current liabilities	-	6,000
Stockholders' Equity
Common stock, $0.001 par value;
authorized 75,000,000 shares,
issued and outstanding 5,750,000 and 5,750,000 shares, respectively	5,750	5,750
Additional paid-in capital	19,050	19,050
Deficit accumulated during the exploration stage	(19,382)	(13,747)
Total stockholders' equity	5,418	11,053
Total Liabilities and Stockholders' Equity	$5,418	$17,053

See notes to financial statements.

INTERFAC MINING INC.

(An Exploration Stage Company)

Statements of Operations

(Unaudited)

	Three months ended November 30, 2007	Three months ended November 30, 2006	Six months Ended November 30, 2007	Period June 15, 2006 (Inception) to November 30, 2006	Cumulative from June 15, 2006 (Inception) to November 30, 2007

Revenue	$-	$-	$-	$-	$-
Total Revenue	-	-	-	-	-

Cost and expenses
General and administrative	4,795	130	5,635	182	12,382
Impairment of mineral interest acquisition costs	-	-	-	-	7,000
Total Costs and Expenses	4,795	130	5,635	182	19,382
Net Loss	$(4,795)	$(130)	$(5,635)	$(182)	$(19,382)

Net Loss per share
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Number of common shares used to compute net loss per share
Basic and Diluted	5,750,000	4,819,515	5,750,000	4,819,515

See notes to financial statements.

INTERFAC MINING INC.

(An Exploration Stage Company)

Statements of Stockholders' Equity

For the period June 15, 2006 (Inception) to November 30, 2007

	Common Stock, $0.001 Par Value		Additional Paid-in Capital	Deficit Accumulated During the Exploration Stage	Total Stockholders' Equity
	Shares	Amount
Sales of Common stock;
- July 28, 2006 at $0.001	3,500,000	$3,500	$-	$-	$3,500
- August 12, 2006 at $0.001	800,000	800	-	-	800
- August 30, 2006 at $0.01	1,000,000	1,000	9,000	-	10,000
- September 18, 2006 at $0.01	300,000	300	2,700	-	3,000
- November 30, 2006 at $0.05	150,000	150	7,350	-	7,500
Net loss for the period June 15, 2006 (inception) to May 31, 2007	-	-	-	(13,747)	(13,747)
Balance, May 31, 2007	5,750,000	5,750	19,050	(13,747)	11,053
Unaudited:
Net loss	-	-	-	(840)	(840)
Balance, August 31, 2007 (Unaudited)	5,750,000	$5,750	$19,050	$(14,587)	$10,213
Net loss	-	-	-	(4,795)	(4,795)
Balance, November 30, 2007 (Unaudited)	5,750,000	$5,750	$19,050	$(19,382)	$5,418

See notes to financial statements.

INTERFAC MINING INC.

(An Exploration Stage Company)

Statements of Cash Flows

(Unaudited)

	Six months ended November 30, 2007	Period June 15, 2006 (Inception) to November 30, 2006	Cumulative from June 15, 2006 (Inception) to November 30, 2007
Cash Flows from Operating Activities
Net loss	$(5,635)	$(182)	$(19,382)
Adjustments to reconcile net loss to net cash
provided by (used for) operating activities:
Impairment of mineral interest acquisition costs	-	-	7,000
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	(6,000)	-	-
Net cash provided by (used for) operating activities	(11,635)	(182)	(12,382)

Cash Flows from Investing Activities
Acquisition of mineral interest	-	-	(7,000)
Net Cash provided by (used for) investing activities	-	-	(7,000)

Cash Flows from Financing activities
Proceeds from sales of common stock	-	20,300	24,800
Net cash provided by (used for) financing activities	-	20,300	24,800

Increase (decrease) in cash	(11,635)	20,118	5,418
Cash, beginning of period	17,053	-	-

Cash, end of period	$5,418	$20,118	$5,418

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See notes to financial statements.

INTERFAC MINING INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

November 30, 2007

(Unaudited)

Note 1.  Organization and Business Operations

Interfac Mining Inc. (the “Company”) was incorporated in the State of Nevada on June 15, 2006. On March 9, 2007, the Company acquired a mineral property located in Clinton Mining, British Columbia, Canada, and has not yet determined whether this property contains reserves that are economically recoverable. The recoverability of the amounts from the property will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company's interest in the underlying property, the ability of the Company to obtain necessary financing to explore and develop the property, and upon future profitable production or proceeds from the sale thereof.

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $19,382 as at November 30, 2007 and further losses are anticipated in the development of its business, raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placements of common stock. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note 2.  Summary of Significant Accounting Policies

a)

Basis of Presentation

These financial statements are presented in accordance with accounting principles generally accepted in the United States and are expressed in U.S. dollars.

b)

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

INTERFAC MINING INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

November 30, 2007

(Unaudited)

c)

Earnings per Share

The Company computes net loss per share in accordance with SFAS No. 128, “Earnings per Share”, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic net loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period. Diluted net loss per share excludes all potential common shares if their effect is anti-dilutive.

The Company has no potential dilutive instruments and accordingly basic net loss and diluted net loss per share are equal.

d)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

e)

Mineral Interest Costs

Mineral interest acquisition costs are capitalized and reviewed periodically for impairment. Exploration and development costs are expensed until the establishment of proven and probable reserves. If and when proven and probable reserves are established and production is determined to be probable, subsequent exploration and development costs will be capitalized and depleted using the units-of-production method over the estimated proven and probable reserves. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

f)

Asset Retirement Obligations

The Company has adopted the provisions of SFAS No. 143, “Accounting for Asset Retirement Obligations”, which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As at November 30, 2007, any potential costs relating to the retirement of Company’s mineral property interest has not yet been determined.

INTERFAC MINING INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

November 30, 2007

(Unaudited)

g)

Fair Value of Financial Instruments

The fair values of financial instruments, which consist of cash and accounts payable and accrued liabilities, approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company’s operations are in Canada which results in exposure to market risks from changes in foreign currency rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

h)

Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax bases (temporary differences). The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

At November 30, 2007, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

i)

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 “Foreign Currency Translation”, using the exchange rate prevailing at the balance sheet date. Gains and losses resulting from translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars.

j)

Stock-based Compensation

The Company will account for any stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment”, for employees and in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation”, for nonemployees. Through November 30, 2007, the Company has not granted any stock options or engaged in any other stock-based compensation.

k)

Recently Issued Accounting Pronouncements

Certain accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and have not yet been adopted by the Company. The impact on the Company’s financial position and results of operations from adoption of these pronouncements is not expected to be material.

INTERFAC MINING INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

November 30, 2007

(Unaudited)

l)

Interim Financial Information

The interim financial statements included herein as of November 30, 2007 and for the periods ended November 30, 2007 and 2006 are unaudited. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the interim financial information.

Note 3.  Mineral Interest

On March 9, 2007, the Company acquired a 100% interest in one mineral claim located in the northwest of Clinton Mining Division, British Columbia for total consideration of $7,000.

The mineral interest is held in trust for the Company by the vendor of the property. Upon request from the Company, the title will be recorded in the name of the Company with the appropriate mining recorder.

After a review of all relevant data relating to the mineral interest at May 31, 2007, the Company decided to record an impairment charge of $7,000 and reduced the carrying amount of the mineral interest acquisition costs to $0.

Note 4.  Common Stock

The Company is authorized to issue 75,000,000 shares of common stock with a par value of $0.001 per share and no other class of shares is authorized.

On July 28, 2006, the Company sold 3,500,000 shares of common stock at a price of $0.001 per share for cash proceeds of $3,500.

On August 12, 2006, the Company sold 800,000 shares of common stock at a price of $0.001 per share for cash proceeds of $800.

On August 30, 2006, the Company sold 1,000,000 shares of common stock at a price of $0.01 per share for cash proceeds of $10,000.

On September 18, 2006, the Company sold 300,000 shares of common stock at a price of $0.01 per share for cash proceeds of $3,000.

On November 30, 2006, the Company sold 150,000 shares of common stock at a price of $0.05 per share for cash proceeds of $7,500.

At November 30, 2007, no stock options, warrants, or other dilutive securities were outstanding.

INTERFAC MINING INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

November 30, 2007

(Unaudited)

Note 5. Income Taxes

The provision for income taxes (benefit) differs from the amount computed by applying the statutory United States federal income tax rate of 35% to income (loss) before income taxes. The sources of the difference follow:

	Six Months Ended November 30, 2007	Period June 15, 2006 (Inception) to November 30, 2006
	(Unaudited)
Expected tax at 35%	$(1,972)	$(64)
Increase in valuation allowance	1,972	64

Income tax provision	$-	$-

Significant components of the Company’s deferred income tax assets are as follows:

	November 30, 2007	May 31, 2007
	(Unaudited)
Net operating loss carryforword	$6,784	$4,811
Valuation allowance	(6,784)	(4,811)

Net deferred tax assets	$-	$-

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $6,784 at November 30, 2007 attributable to the future utilization of the net operating loss carryforward of $19,382 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforward expires $13,747 in 2027 and $5,635 in 2028.

Current United States income tax laws limit the amount of loss available to offset against future taxable income when a substantial change on ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.

INTERFAC MINING INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

November 30, 2007

(Unaudited)

Note 6. Registration Statement

On October 11, 2007, the Company filed a Registration Statement on Form SB-2 with the United States Securities and Exchange Commission (“SEC”) to register 2,250,000 shares of common stock for resale by existing stockholders of the Company at $0.05 per share until the shares are quoted on the OTC Bulletin Board, and thereafter at prevailing market prices. On January 14, 2008, the Registration Statement was declared effective by the SEC. The Company will not receive any proceeds from the resale of shares of common stock by the shareholders.

Forward-Looking Statements

This Form 10-QSB includes "forward-looking statements" within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995.  Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

All statements other than historical facts included in this Form, including without limitation, statements under "Plan of Operation", regarding our financial position, business strategy, and plans and objectives of management for the future operations, are forward-looking statements.

Although we believe that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, market conditions, competition and the ability to successfully complete financing.

Item 2. Plan of Operation

On March 9, 2007, we entered into an agreement with Ms. Phyllis Byrne of Vernon, BC, whereby she agreed to sell to us one mineral claim located approximately 100 kilometers southwest of Williams Lake, British Columbia in an area having the potential to contain gold mineralization or deposits.  In order to acquire a 100% interest in this claim, we paid $7,000 to Ms. Byrne.

During the current fiscal year we obtained a geological summary report on the Zubiak property that was prepared by an independent geologist. The report discusses the geology of the area surrounding and particular to the Zubiak property, and makes a recommendation for further exploration work. In his report, the geologist opines that the Zubiak property covers an area where anomalous gold values have been detected in a regional geochemical sampling program conducted by the government of British Columbia. He advises that the property is underlain by intrusive rocks that may be host to intrusive related gold mineralization similar to that at the nearby Fame showing. The Fame showing is found in an area of poor bedrock exposure. The geologist opines that both the Fame and the Zubiak property are found in an under-explored part of British Columbia.

The author of the geological report on the Zubiak property, believes that the area has potential for gold mineralization.  He is of the opinion that a Phase One exploration program consisting of stream sediment sampling program be carried out on the Zubiak property to confirm and follow up the anomalous gold value detected in regional stream sediment sampling. This program should be complemented with minor prospecting and rock sampling as appropriate.

If successful, the geologist recommends that the Phase 1 program should be followed up by a Phase Two exploration program consisting of detailed mapping, prospecting and sampling to determine the bedrock source of mineralization.

The geochemical portion of the initial phase program will consist of our consulting geologist gathering chip samples and grab samples from the property. All samples gathered will be sent to a laboratory where they are crushed and analyzed for metal content.

We anticipate that the first phase of this program will cost approximately $6,925, and that the second phase of this program will cost approximately $10,475. We have not yet been able to access the property to commence the work recommended by the report due to seasonal conditions.

Our plan of operation is to conduct exploration work on the Zubiak property in order to ascertain whether it possesses economic quantities of gold or copper.  There can be no assurance that economic mineral deposits or reserves exist on the Zubiak property until appropriate exploration work is done and an economic evaluation based on such work concludes that production of minerals from the property is economically feasible.

Even if we complete our proposed exploration programs on the Zubiak property and they are successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit.

We anticipate spending the following over the next 12 months on administrative fees:

*         $2,000 on legal fees

*         $8,500 on accounting and audit fees

*         $1,000 on EDGAR filing fees

*         $3,000 on general administration costs

Total expenditures over the next 12 months are therefore expected to be approximately $31,900.

Our cash reserves are not sufficient to meet our obligations for the next twelve-month period.  As a result, we will need to seek additional funding in the near future.  We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock.  We may also seek to obtain short-term loans from our directors, although no such arrangement has been made.  At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next twelve months.  We do not have any arrangements in place for any future equity financing.

We do not expect to earn any revenue from operations until we have either commenced mining operations on the Zubiak property or have sold an interest in the property to a third party. Before this occurs, we expect that we will have to complete current recommended exploration on the property, as well as additional exploration recommended by a geologist.

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the small business issuer's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Results of Operations for the Three Month Period Ended November 30, 2007

We did not earn any revenues during the three-month period ended November 30, 2007.  We do not anticipate earning revenues unless we enter into commercial production on the Zubiak Property, which is doubtful.

For the three-month period ended November 30, 2007 we incurred operating expenses of $4,795, consisting of entirely of general and administrative expenses.

At November 30, 2007, we had total assets of $5,418, consisting entirely of cash, and no liabilities.

Results of Operations for the Three Month Period Ended November 30, 2006

We did not earn any revenues during the three-month period ended November 30, 2006.

For the three-month period ended November 30, 2006 we incurred operating expenses of $130, consisting of entirely of general and administrative expenses.

Results of Operations for the Six Month Period Ended November 30, 2007

We did not earn any revenues during the six-month period ended November 30, 2007.

For the six-month period ended November 30, 2007 we incurred operating expenses of $5,635, consisting of entirely of general and administrative expenses.

Results of Operations for the Period From June 15, 2006 (Inception) To November 30, 2006

We did not earn any revenues during the period from June 15, 2006 (Inception) to November 30, 2006.

For the period from June 15, 2006 (Inception) to November 30, 2006 we incurred operating expenses of $182, consisting of entirely of general and administrative expenses.

Results of Operations for the Period From June 15, 2006 (Inception) To November 30, 2007

We did not earn any revenues during the period from June 15, 2006 (Inception) to November 30, 2007.

For the period from June 15, 2006 (Inception) to November 30, 2007 we incurred operating expenses of $19,382, consisting of general and administrative expenses of $12,382 and impairment of mineral interest acquisition costs of $7,000.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities.  For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Item 3 Controls and Procedures

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of November 30, 2007.  This evaluation was conducted by Tannisah Kruse, our director, president, chief executive officer, secretary, principal accounting officer and treasurer.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclose in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

Limitations on the Effective of Controls

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met.  Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs.  These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control.  A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Conclusions

Based upon their evaluation of our controls, Tannisah Kruse, our director, president, chief executive officer, secretary, principal accounting officer and treasurer, has concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared.  There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any pending legal proceeding.  Management is not aware of any threatened litigation, claims or assessments.

Item 2. Changes in Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Report on Form 8-K

 31.1     Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

 31.2     Certification pursuant to 18 U.S.C. Section 1350, as adopted  pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 32.1     Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 32.2     Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

We did not file any current reports on Form 8-K during the period.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 22, 2008

Interfac Mining Inc.

/s/ Tannisah Kruse

Tannisah Kruse, President