Form 10QSB
period 2008-02-29
Interfac Mining Inc.
filed 2008-04-23
CIK 1414899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended February 29, 2008

[   ]  Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period _______________ to _______________

Commission File Number   333-146643

INTERFAC MINING INC.
(Exact name of small Business Issuer as specified in its charter)

Nevada	98-0577861
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3780 West Broadway Vancouver, British Columbia Canada	V1Y 8R4
(Address of principal executive offices)	(Postal or Zip Code)

Issuer’s telephone number, including area code:	(778) 999-6100

None
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

Yes  [X]   No  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [X]   No  [   ]

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,750,000 Shares of $0.001 par value Common Stock outstanding as of April 22, 2008.

INTERFAC MINING INC.

(An Exploration Stage Company)

Balance Sheets

	February 29,	May 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$6,902	$17,053
Total Current Assets	6,902	17,053
Mineral interest acquisition costs, less reserve for
impairment of $7,000	-	-
Total Assets	$6,902	$17,053

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$945	$6,000
Due to related party (non-interest bearing, due on demand)	4,000	-
Total current liabilities	4,945	6,000
Stockholders' Equity
Common stock, $0.001 par value;
authorized 75,000,000 shares,
issued and outstanding 5,750,000 and 5,750,000 shares, respectively	5,750	5,750
Additional paid-in capital	19,050	19,050
Deficit accumulated during the exploration stage	(22,843)	(13,747)
Total stockholders' equity	1,957	11,053
Total Liabilities and Stockholders' Equity	$6,902	$17,053

See notes to financial statements.

INTERFAC MINING INC.

(An Exploration Stage Company)

Statements of Operations

(Unaudited)

	Three months ended February 29, 2008	Three months ended February 28, 2007	Nine months ended February 29, 2008	Period June 15, 2006 (Inception) to February 28, 2007	Cumulative from June 15, 2006 (Inception) to February 29, 2008

Revenue	$-	$-	$-	$-	$-
Total Revenue	-	-	-	-	-

Cost and expenses
General and administrative	3,461	547	9,096	729	15,843
Impairment of mineral interest acquisition costs	-	-	-	-	7,000
Total Costs and Expenses	3,461	547	9,096	729	22,843
Net Loss	$(3,461)	$(547)	$(9,096)	$(729)	$(22,843)

Net Loss per share
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Number of common shares used to compute net loss per share
Basic and Diluted	5,750,000	5,750,000	5,750,000	4,475,482

See notes to financial statements.

INTERFAC MINING INC.

(An Exploration Stage Company)

Statements of Stockholders' Equity

For the period June 15, 2006 (Inception) to February 29, 2008

	Common Stock, $0.001 Par Value		Additional Paid-in Capital	Deficit Accumulated During the Exploration Stage	Total Stockholders' Equity
	Shares	Amount
Sales of Common stock;
- July 28, 2006 at $0.001	3,500,000	$3,500	$-	$-	$3,500
- August 12, 2006 at $0.001	800,000	800	-	-	800
- August 30, 2006 at $0.01	1,000,000	1,000	9,000	-	10,000
- September 18, 2006 at $0.01	300,000	300	2,700	-	3,000
- November 30, 2006 at $0.05	150,000	150	7,350	-	7,500
Net loss for the period June 15, 2006 (inception) to May 31, 2007	-	-	-	(13,747)	(13,747)
Balance, May 31, 2007	5,750,000	5,750	19,050	(13,747)	11,053
Unaudited:
Net loss	-	-	-	(840)	(840)
Balance, August 31, 2007	5,750,000	5,750	19,050	(14,587)	10,213
Net loss	-	-	-	(4,795)	(4,795)
Balance, November 30, 2007	5,750,000	5,750	19,050	(19,382)	5,418
Net loss	-	-	-	(3,461)	(3,461)
Balance, February 29, 2008	5,750,000	$5,750	$19,050	$(22,843)	$1,957

See notes to financial statements.

INTERFAC MINING INC.

(An Exploration Stage Company)

Statements of Cash Flows

(Unaudited)

	Nine months ended February 29, 2008	Period June 15, 2006 (Inception) to February 28, 2007	Cumulative from June 15, 2006 (Inception) to February 29, 2008

Cash Flows from Operating Activities
Net loss	$(9,096)	$(729)	$(22,843)
Adjustments to reconcile net loss to net cash
provided by (used for) operating activities:
Impairment of mineral interest acquisition costs	-	-	7,000
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	(5,055)	-	945
Net cash provided by (used for) operating activities	(14,151)	(729)	(14,898)

Cash Flows from Investing Activities
Acquisition of mineral interest	-	-	(7,000)
Net Cash provided by (used for) investing activities	-	-	(7,000)

Cash Flows from Financing activities
Proceeds from loan from related party	4,000	-	4,000
Proceeds from sales of common stock	-	24,800	24,800
Net cash provided by (used for) financing activities	4,000	24,800	28,800

Increase (decrease) in cash	(10,151)	24,071	6,902
Cash, beginning of period	17,053	-	-

Cash, end of period	$6,902	$24,071	$6,902

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See notes to financial statements.

INTERFAC MINING INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

February 29, 2008

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

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $22,843 as at February 29, 2008 and further losses are anticipated in the development of its business, raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placements of common stock. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

February 29, 2008

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

f)

Asset Retirement Obligations

The Company has adopted the provisions of SFAS No. 143, “Accounting for Asset Retirement Obligations”, which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As at February 29, 2008, any potential costs relating to the retirement of Company’s mineral property interest has not yet been determined.

INTERFAC MINING INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

February 29, 2008

(Unaudited)

g)

Fair Value of Financial Instruments

The fair values of financial instruments, which consist of cash, accounts payable and accrued liabilities, and due to related party, approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company’s operations are in Canada which results in exposure to market risks from changes in foreign currency rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

At February 29, 2008, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

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

j)

Stock-based Compensation

The Company will account for any stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment”, for employees and in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation”, for nonemployees. Through February 29, 2008, the Company has not granted any stock options or engaged in any other stock-based compensation.

k)

Recently Issued Accounting Pronouncements

Certain accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and have not yet been adopted by the Company. The impact on the Company’s financial position and results of operations from adoption of these pronouncements is not expected to be material.

INTERFAC MINING INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

February 29, 2008

(Unaudited)

l)

Interim Financial Information

The interim financial statements included herein as of February 29, 2008 and for the periods ended February 29, 2008 and February 28, 2007 are unaudited. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the interim financial information.

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

At February 29, 2008, no stock options, warrants, or other dilutive securities were outstanding.

INTERFAC MINING INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

February 29, 2008

(Unaudited)

Note 5. Income Taxes

The provision for income taxes (benefit) differs from the amount computed by applying the statutory United States federal income tax rate of 35% to income (loss) before income taxes. The sources of the difference follow:

	Nine Months Ended February 29, 2008	Period June 15, 2006 (Inception) to February 28, 2007
	(Unaudited)	(Unaudited)
Expected tax at 35%	$(3,184)	$(255)
Increase in valuation allowance	3,184	255

Income tax provision	$0	$(0)

Significant components of the Company’s deferred income tax assets are as follows:

	February 29,	May 31,
	2008	2007
	(Unaudited)
Net operating loss carryforword	$7,995	$4,811
Valuation allowance	(7,995)	(4,811)

Net deferred tax assets	$-	$-

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $7,995 at February 29, 2008 attributable to the future utilization of the net operating loss carryforward of $22,843 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforward expires $13,747 in 2027 and $9,096 in 2028.

Current United States income tax laws limit the amount of loss available to offset against future taxable income when a substantial change on ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.

INTERFAC MINING INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

February 29, 2008

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

Results of Operations for the Three Month Period Ended February 29, 2008

We did not earn any revenues during the three-month period ended February 29, 2008.  We do not anticipate earning revenues unless we enter into commercial production on the Zubiak Property, which is doubtful.

For the three-month period ended February 29, 2008 we incurred operating expenses of $3,461, consisting of entirely of general and administrative expenses.

At February 29, 2008, we had total assets of $6,902, consisting entirely of cash, and liabilities of $4,945 consisting of $945 in accounts payable and accrued liabilities, and $4,000 due to related party.

Results of Operations for the Three Month Period Ended February 28, 2007

We did not earn any revenues during the three-month period ended February 28, 2007.

For the three-month period ended February 28, 2007 we incurred operating expenses of $547, consisting of entirely of general and administrative expenses.

Results of Operations for the Nine Month Period Ended February 29, 2008

We did not earn any revenues during the nine-month period ended February 29, 2008.

For the nine-month period ended February 29, 2008 we incurred operating expenses of $9,096, consisting of entirely of general and administrative expenses.

Results of Operations for the Period From June 15, 2006 (Inception) To February 28, 2007

We did not earn any revenues during the period from June 15, 2006 (Inception) to February 28, 2007.

For the period from June 15, 2006 (Inception) to February 28, 2007 we incurred operating expenses of $729, consisting of entirely of general and administrative expenses.

Results of Operations for the Period From June 15, 2006 (Inception) To February 29, 2008

We did not earn any revenues during the period from June 15, 2006 (Inception) to February 29, 2008.

For the period from June 15, 2006 (Inception) to February 29, 2008 we incurred operating expenses of $22,843, consisting of general and administrative expenses of $15,843 and impairment of mineral interest acquisition costs of $7,000.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities.  For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Item 3 Controls and Procedures

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of February 29, 2008.  This evaluation was conducted by Tannisah Kruse, our director, president, chief executive officer, secretary, principal accounting officer and treasurer.

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

PART II- OTHER INFORMATION

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

April 23, 2008

Interfac Mining Inc.

/s/ Tannisah Kruse

Tannisah Kruse, President