Form 10KSB
period 2008-05-31
Interfac Mining Inc.
filed 2008-08-13
CIK 1414899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to __________________

Commission file number: 333-146643

Interfac Mining Inc.
(Name of small business issuer in its charter)

Nevada	98-0577861
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

3780 West Broadway
Vancouver, British Columbia
Canada V1Y 8R4
(Address of principal executive offices)

(778) 999-6100
Issuer's telephone number

Securities to be registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which
to be so registered	each class is to be registered

None	None

Securities to be registered pursuant to Section 12(g) of the Act:

Common Stock

(Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]                  No  [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Yes  [X]                  No  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [X]      No  [   ]

State issuer's revenues for its most recent fiscal year: Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.  (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

$112,500 as at August 12, 2008 based on the last sale price of our common stock

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

5,570,000 shares of common stock as at August 12, 2008

PART I

ITEM 1:  DESCRIPTION OF BUSINESS

In General

On March 9, 2007, we entered into an agreement with Ms. Phyllis Byrne of Vernon, BC, whereby she agreed to sell to us one mineral claim located approximately 100 kilometers southwest of Williams Lake, British Columbia in an area having the potential to contain gold mineralization or deposits. In order to acquire a 100% interest in this claim, we paid $7,000 to Ms. Byrne.

However, we were unable to keep the mineral claim in good standing due to lack of funding and our interest in it has lapsed.

We are reviewing other potential acquisitions in the resource and non-resource sectors.  While we are in the process of completing due diligence reviews of several opportunities, there is no guarantee that we will be able to reach any agreement to acquire such assets.

Our plan of operation is to review other potential acquisitions in the resource and non-resource sectors. Currently, we are in the process of completing due diligence reviews of several business opportunities. We expect that these reviews could cost us a total of $15,000 in the next 12 months.

Employees

We have no employees as of the date of this annual report other than our sole director.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Subsidiaries

We do not have any subsidiaries.

Patents and Trademarks

We do not own, either legally or beneficially, any patents or trademarks.

Risk Factors

An investment in our common stock involves a high degree of risk.  You should carefully consider the risks described below and the other information in this annual report before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

If we do not obtain additional financing, our business will fail.

Our current operating funds are less than necessary to complete any acquisition of a business interest and fund its future development.  As of May 31, we had cash on hand of only $56.  We currently do not have any operations and we have no income.  We will require additional funds to review, acquire and develop business assets.  We do not currently have any arrangements for financing and we can provide no assurance to investors that we will be able to find such financing if required.

Because we do not have any business operations, we face a high risk of business failure.

We were incorporated on June 15, 2006 and have been involved in the acquisition and exploration of mineral exploration properties. We were unsuccessful in this initial business plan and are now seeking to acquire an interest in alternative assets. We may not be able to identify and acquire any interest in suitable business assets.

There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will fail.

Because our continuation as a going concern is in doubt, we will be forced to cease business operations unless we can generate profit in the future.

The report of our independent accountant to our audited financial statements for the period ended May 31, 2008 indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern.  Such factors identified in the report are that we have no source of revenue and our dependence upon obtaining adequate financing. If we are not able to continue as a going concern, it is likely investors will lose all of their investment.

Because our sole director owns 60.87% of our outstanding common stock, she could make and control corporate decisions that may be disadvantageous to other minority shareholders.

Our director owns approximately 60.87% of the outstanding shares of our common stock.  Accordingly, she will have a significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations, and the sale of all or substantially all of our assets.  She will also have the power to prevent or cause a change in control. The interests of our director may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

Because our president has other business interests, she may not be able or willing to devote a sufficient amount of time to our business operations, causing our business to fail.

Our president, Ms. Tannisah Kruse, intends to devote approximately 20% of her business time, providing his services to us.  While Ms. Kruse presently possesses adequate time to attend to our interests, it is possible that the demands on Ms. Kruse from her other obligations could increase with the result that she would no longer be able to devote sufficient time to the management of our business.

A purchaser is purchasing penny stock which limits his or her ability to sell the stock.

Our shares of common stock constitute penny stock under the Exchange Act.  The shares will remain penny stock for the foreseeable future. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, thus limiting investment liquidity. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in our company will be subject to rules 15g-1 through 15g-10 of the Exchange Act.  Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

Forward-Looking Statements

This annual report contains forward-looking statements that involve risks and uncertainties.  We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements.  You should not place too much reliance on these forward-looking statements.  Our actual results may differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in the “Risk Factors” section and elsewhere in this annual report.

ITEM 2:  DESCRIPTION OF PROPERTY

We do not own or lease any property.

ITEM 3:  LEGAL PROCEEDINGS

There are no legal proceedings pending or threatened against us. Our address for service of process in Nevada is 2470 St. Rose Pkwy, Suite 304, Henderson, Nevada, 89074.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of our fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our shares of common stock are quoted for trading on the OTC Bulletin Board under symbol “IFAC”.  However, there have not been any trades in our stock through the facilities of the OTC Bulletin Board since our initial quotation on May 8, 2008.

We have 28 shareholders of record as at the date of this annual report.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.

we would not be able to pay our debts as they become due in the usual course of business; or

2.

our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Our plan of operation for the twelve months following the date of this prospectus is to review other potential acquisitions in the resource and non-resource sectors.  Currently, we are in the process of completing due diligence reviews of several business opportunities.  We expect that these reviews could cost us a total of $15,000 in the next 12 months.

In the next 12 months, we also anticipate spending the following over the next 12 months on administrative fees:

*         $2,000 on legal fees

*         $8,500 on accounting and audit fees

*         $500 on EDGAR filing fees

*         $3,000 on general administration costs

Total expenditures over the next 12 months are therefore expected to be approximately $29,000.

Our cash reserves are not sufficient to meet our obligations for the next twelve-month period.  As a result, we will need to seek additional funding in the near future.  We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock.  We may also seek to obtain short-term loans from our director, although no such arrangement has been made.  At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our director to meet our obligations over the next twelve months.  We do not have any arrangements in place for any future equity financing.

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the small business issuer's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Results Of Operations For The Fiscal Year Ended May 31, 2008

We did not earn any revenues during the fiscal year ended May 31, 2008. We do not expect to earn any revenue from operations until we have either commenced mining operations on a resource property, or operations on a non-resource property, both of which expectations are doubtful.

We incurred operating expenses in the amount of $23,632 in the fiscal year ended May 31, 2008 as compared to expenses of $13,747 in fiscal 2007.  These operating expenses were comprised of general and administrative expenses of $23,632. At May 31, 2008, our assets consisted of $56 in cash.  At the same date, our liabilities consisted of accounting payable and accrued liabilities amounting to $7,135 and loan from related party amounting to $5,500.

We have not attained profitable operations and are dependent upon obtaining financing to pursue further activities.  For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

ITEM 7:  FINANCIAL STATEMENTS

INTERFAC MINING INC.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

May 31, 2008 and 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS' EQUITY

STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Interfac Mining Inc.

I have audited the accompanying balance sheets of Interfac Mining Inc. (the Company), an exploration stage company, as of May 31, 2008 and 2007 and the related statements of operations, stockholders' equity and cash flows for the year ended May 31, 2008, for the period June 15, 2006 (inception) to May 31, 2007, and for the period June 15, 2006 (inception) to May 31, 2008.  These financial statements are the responsibility of the Company's management.  My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Interfac Mining Inc., an exploration stage company, as of May 31, 2008 and 2007 and the results of its operations and its cash flows for the year ended May 31, 2008, for the period June 15, 2006 (inception) to May 31, 2007, and for the period June 15, 2006 (inception) to May 31, 2008 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company's present financial situation raises substantial doubt about its ability to continue as a going concern.  Management's plans in regard to this matter are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Michael T. Studer CPA P.C.

Freeport, New York

August 11, 2008

INTERFAC MINING INC.

(An Exploration Stage Company)

Balance Sheets

	May 31,	May 31,
	2008	2007

ASSETS
Current Assets
Cash	$56	$17,053
Total Current Assets	56	17,053
Other assets	-	-
Total Assets	$56	$17,053

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities
Accounts payable and accrued liabilities	$7,135	$6,000
Loans from related party (non-interest bearing, due on demand)	5,500	-
Total current liabilities	12,635	6,000
Stockholders' Equity (Deficiency)
Common stock, $0.001 par value;
authorized 75,000,000 shares,
issued and outstanding 5,750,000 and 5,750,000 shares, respectively	5,750	5,750
Additional paid-in capital	19,050	19,050
Deficit accumulated during the exploration stage	(37,379)	(13,747)
Total stockholders' equity (deficiency)	(12,579)	11,053
Total Liabilities and Stockholders' Equity (Deficiency)	$56	$17,053

See notes to financial statements.

INTERFAC MINING INC.

(An Exploration Stage Company)

Statements of Operations

	Year ended May 31, 2008	Period June 15, 2006 (Inception) to May 31, 2007	Cumulative from June 15, 2006 (Inception) to May 31, 2008

Revenue	$-	$-	$-
Total Revenue	-	-	-

Cost and expenses
General and administrative	23,632	6,747	30,379
Impairment of mineral interest acquisition costs	-	7,000	7,000
Total Costs and Expenses	23,632	13,747	37,379
Net Loss	$(23,632)	$(13,747)	$(37,379)

Net Loss per share
Basic and diluted	$(0.00)	$(0.00)

Number of common shares used to compute net loss per share
Basic and Diluted	5,750,000	4,819,515

See notes to financial statements.

INTERFAC MINING INC.

(An Exploration Stage Company)

Statements of Stockholders' Equity (Deficiency)

For the period June 15, 2006 (Inception) to May 31, 2008

	Common Stock, $0.001 Par Value		Additional Paid-in Capital	Deficit Accumulate d During the Exploration Stage	Total Stockholders Equity
	Shares	Amount
Sales of Common stock;
- July 28, 2006 at $0.001	3,500,000	$3,500	$-	$-	$3,500
- August 12, 2006 at $0.001	800,000	800	-	-	800
- August 30, 2006 at $0.01	1,000,000	1,000	9,000	-	10,000
- September 18, 2006 at $0.01	300,000	300	2,700	-	3,000
- November 30, 2006 at $0.05	150,000	150	7,350	-	7,500
Net loss for the period June 15, 2006 (inception) to May 31, 2007	-	-	-	(13,747)	(13,747)
Balance, May 31, 2007	5,750,000	5,750	19,050	(13,747)	11,053
Net loss for the year ended May 31, 2008	-	-	-	(23,632)	(23,632)
Balance, May 31, 2008	5,750,000	$5,750	$19,050	$(37,379)	$(12,579)

See notes to financial statements.

INTERFAC MINING INC.

(An Exploration Stage Company)

Statements of Cash Flows

	Year ended May 31, 2008	Period June 15, 2006 (Inception) to May 31, 2007	Cumulative from June 15, 2006 (Inception) to May 31, 2008

Cash Flows from Operating Activities
Net loss	$(23,632)	$(13,747)	$(37,379)
Adjustments to reconcile net loss to net cash
provided by (used for) operating activities:
Impairment of mineral interest acquisition costs	-	7,000	7,000
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	1,135	6,000	7,135
Net cash provided by (used for) operating activities	(22,497)	(747)	(23,244)

Cash Flows from Investing Activities
Acquisition of mineral interest	-	(7,000)	(7,000)
Net cash provided by (used for) investing activities	-	(7,000)	(7,000)

Cash Flows from Financing Activities
Proceeds from sales of common stock	-	24,800	24,800
Loans from related party	5,500	-	5,500
Net cash provided by (used for) financing activities	5,500	24,800	30,300

Increase (decrease) in cash	(16,997)	17,053	56
Cash, beginning of period	17,053	-	-

Cash, end of period	$56	$17,053	$56

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See notes to financial statements.

INTERFAC MINING INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
May 31, 2008

1.  ORGANIZATION AND BUSINESS OPERATIONS

Interfac Mining Inc. (the “Company”) was incorporated in the State of Nevada on June 15, 2006. On March 9, 2007, the Company acquired a 100% interest in the Zubiak mineral claim located in the Clinton Mining Division, British Columbia, Canada. On March 3, 2008, the claim was forfeited due to nonpayment of renewal fees. The Company is presently considering whether to stake another mineral claim or to search for other business opportunities, but has not reached a decision yet.

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $37,379 as at May 31, 2008 and further losses are anticipated in the development of its business, raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placements of common stock. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

INTERFAC MINING INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
May 31, 2008

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

f)

Asset Retirement Obligations

The Company has adopted the provisions of SFAS No. 143, “Accounting for Asset Retirement Obligations”, which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As at May 31, 2008, the Company does not believe its asset retirement obligations are material.

g)

Fair Value of Financial Instruments

The fair values of financial instruments, which consist of cash and accounts payable and accrued liabilities, approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company's operations are in Canada which results in exposure to market risks from changes in foreign currency rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

At May 31, 2008, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

i)

Foreign Currency Translation

The Company's functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 “Foreign Currency Translation”, using the exchange rate prevailing at the balance sheet date. Gains and losses resulting from translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars.

INTERFAC MINING INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
May 31, 2008

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

j)

Stock-Based Compensation

The Company will account for any stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment”, for employees and in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation”, for nonemployees. Through May 31, 2008, the Company has not granted any stock options or engaged in any other stock-based compensation.

k)

Recently Issued Accounting Pronouncements

Certain accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and have not yet been adopted by the Company. The impact on the Company's financial position and results of operations from adoption of these pronouncements is not expected to be material.

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

On March 3, 2008, the claim was forfeited due to nonpayment of renewal fees.

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

At May 31, 2008, no stock options, warrants, or other potentially dilutive securities were outstanding.

INTERFAC MINING INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
May 31, 2008

5.  INCOME TAXES

The provision for income taxes (benefit) differs from the amount computed by applying the statutory United States federal income tax rate of 35% to income (loss) before income taxes. The sources of the difference follow:

	Year ended May 31, 2008	Period June 15, 2006 (Inception) to May 31, 2007

Expected tax at 35%	$(8,271)	$(4,811)
Increase in valuation allowance	8,271	4,811

Income tax provision	$-	$-

Significant components of the Company's deferred income tax assets are as follows:

	May 31,	May 31,
	2008	2007

Net operating loss carryforword	$13,083	$4,811
Valuation allowance	(13,083)	(4,811)

Net deferred tax assets	$-	$-

Based on management's present assessment, the Company has not yet determined it to be more likely than not that the deferred tax asset of $13,083 at May 31, 2008 attributable to the future utilization of the net operating loss carryforward of $37,379 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforward expires $13,747 in 2027 and $23,632 in 2028.

Current United States income tax laws limit the amount of loss available to offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.

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

ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A:  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2008 fiscal year. This evaluation was conducted by our chief executive officer and principal accounting officer.

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

Conclusions

Based upon their evaluation of our controls, the chief executive officer and principal accounting officer has concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared.  There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

PART III

ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Our executive officer and director and his age as of the date of this annual report is as follows:

Name of Director	Age
Tannisah Kruse	34

Executive Officer:

Name of Officer	Age	Office
Tannisah Kruse	34	President, CEO, Secretary, Treasurer, and Director

Biographical Information

Set forth below is a brief description of the background and business experience of our executive officer and director for the past five years.

Ms. Tannisah Kruse has acted as our President, Chief Executive Officer, Secretary, Treasurer, Principal Accounting Officer and as a director since our incorporation on June 15, 2006.  Since June, 2006 she has been primarily involved in her duties as President of the Company, and has otherwise been unemployed. From June, 2005 until April, 2006 she was employed as the Chief Financial Officer and Director of Lexington Energy Services Inc., a company involved in manufacturing service equipment for the oil and gas industry. From June, 2003 until June, 2005 she was employed as Vice-President of Lexington Communications Ltd., providing advice on corporate finance, corporate communications and strategic planning issues. From 1999 until June, 2003 Ms. Kruse worked in the entertainment industry as a casting associate with Blair Law Casting, and as an independent casting director. Ms. Kruse has successfully completed the Canadian Securities Course, and holds a Bachelor of Arts degree from the University of British Columbia in Vancouver, British Columbia, Canada.

Ms. Kruse does not have any professional training or technical credentials in the exploration, development and operation of mines.

Ms. Kruse intends to devote 20% of her business time per week to our affairs.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws.  Our officers are appointed by the board of directors and will hold office until removed by the board.

Significant Employees

We have no significant employees other than the officer and director described above.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended May 31, 2008 all such filing requirements applicable to our officers and directors were complied with exception that reports were filed late by the following persons:

	Number	Transactions	Known Failures
	Of Late	Not Timely	To File a
Name and principal position	Reports	Reported	Required Form

Tannisah Kruse (President CEO and director)	1	1	1

ITEM 10:  EXECUTIVE COMPENSATION

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal years ended May 31, 2008 and May 31, 2007

Annual Compensation

Name	Title	Year	Salary	Bonus	Other Comp.	Restricted Stock Awarded	Options (#)	LTIP SARs ($)	Other Payouts	Comp
Tannisah Kruse	President	2008	$0	$0	0	0	0	0	0
		2007	$0	$0	0	0	0	0	0

Stock Option Grants

We have not granted any stock options to the executive officer since our inception.

Consulting Agreements

We do not have any employment or consulting agreement with Ms. Kruse. We do not pay her any amount for acting as a director.

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding common stock as of the date of this annual report, and by the officer and director, individually and as a group.  Except as otherwise indicated, all shares are owned directly.

Title of Class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class
Common stock	Tannisah Kruse 3780 West Broadway St., Vancouver, BC, Canada	3,500,000	60.87%
Common stock	All officers and directors as a group consisting of one person	3,500,000	60.87%

The percent of class is based on 5,570,000 shares of common stock issued and outstanding as of the date of this annual report.

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

  *  Any of our directors or officers;

  *  Any person proposed as a nominee for election as a director;

  *  Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;

  *  Our promoter, Gregory Paul Byrne; or

  *  Any member of the immediate family of any of the foregoing persons.

ITEM 13:  EXHIBITS AND REPORTS

Exhibits

Exhibit
Number	Description

3.1*	Articles of Incorporation
3.2*	Bylaws
5.1*	Legal opinion
31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1*	Claims Location Map

*  filed as an exhibit to our registration statement on Form SB-2 dated October 11, 2007.

Reports on Form 8-K

We did not file any reports on Form 8-K during the last fiscal quarter of 2008.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our principal accountant, Michael T. Studer, C.P.A., P.C., rendered invoices to us during the fiscal periods indicated for the following fees and services:

	Fiscal year ended	Fiscal year ended
	April 30, 2008	April 30, 2007
Audit fees	$10,748	Nil
Audit-related fees	Nil	Nil
Tax fees	Nil	Nil
All other fees	$0	$0

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements, and the review of the financial statements included in each of our quarterly reports on Form 10-QSB.

Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants.  These services may include audit services, audit-related services, tax services and other services.  Under our audit committee's policy, pre-approval is generally provided for particular services or categories of services, including planned services, project based services and routine consultations.  In addition, we may also pre-approve particular services on a case-by-case basis.  We approved all services that our independent accountants provided to us in the past two fiscal years.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Interfac Mining Inc.

By:

/s/ Tannisah Kruse

Tannisah Kruse

President, CEO & Director

Date: August 12, 2008

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:

/s/ Tannisah Kruse

Tannisah Kruse

Secretary, Treasurer, Director and CFO

Date: August 12, 2008