Form 10-Q
period 2008-08-31
Interfac Mining Inc.
filed 2008-10-15
CIK 1414899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

 FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2008
or

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________________ to __________________

Commission File Number: 333-146639

INTERFAC MINING INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0577861
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Hartz Road, Clavet, Saskatchewan, Canada	S0K 0Y0
(Address of principal executive offices)	(Postal or Zip Code)

Registrant’s telephone number, including area code:	(306) 931-9908

3780 West Broadway, Vancouver, B.C., Canada V1Y 8R4
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [  X ]   No  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  [ X  ]   No  [  ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes  [   ]   No  [   ]

INTERFAC MINING INC.
(An Exploration Stage Company)
Balance Sheets

	August 31,	May 31,
	2008	2008
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$2,082	$56
Total Current Assets	2,082	56
Other assets	-	-
Total Assets	$2,082	$56

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities
Accounts payable and accrued liabilities	$9,039	$7,135
Loans from related party (non-interest bearing, due on demand)	9,200	5,500
Total current liabilities	18,239	12,635
Stockholders' Equity (Deficiency)
Common stock, $0.001 par value;
authorized 75,000,000 shares,
issued and outstanding 5,750,000 and 5,750,000 shares, respectively	5,750	5,750
Additional paid-in capital	19,050	19,050
Deficit accumulated during the exploration stage	(40,957)	(37,379)
Total stockholders' Equity (Deficiency)	(16,157)	(12,579)
Total Liabilities and Stockholders' Equity (Deficiency)	$2,082	$56

See notes to financial statements.

INTERFAC MINING INC.
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

	Three Months Ended August 31, 2008	Three Months Ended August 31, 2007	Cumulative from June 15, 2006 (Inception) to August 31, 2008

Revenue	$-	$-	$-
Total Revenue	-	-	-

Cost and expenses
General and administrative	3,578	840	33,957
Impairment of mineral interest acquisition costs	-	-	7,000
Total Costs and Expenses	3,578	840	40,957
Net Loss	$(3,578)	$(840)	$(40,957)

Net Loss per share
Basic and diluted	$(0.00)	$(0.00)

Number of common shares used to compute net loss per share
Basic and Diluted	5,750,000	5,750,000

See notes to financial statements.

INTERFAC MINING INC.
(An Exploration Stage Company)
Statements of Stockholders' Equity (Deficiency)
For the period June 15, 2006 (Inception) to August 31, 2008

		Common Stock, $0.001 Par Value			Additional Paid-in Capital		Deficit Accumulated During the Exploration Stage	Total Stockholders' Equity
		Shares	Amount
Sales of Common stock;
-	July 28, 2006 at $0.001	3,500,000		$3,500		$-	$-	$3,500
-	August 12, 2006 at $0.001	800,000		800		-	-	800
-	August 30, 2006 at $0.01	1,000,000		1,000		9,000	-	10,000
-	September 18, 2006 at $0.01	300,000		300		2,700	-	3,000
-	November 30, 2006 at $0.05	150,000		150		7,350	-	7,500
	Net loss for the period June 15, 2006 (inception)
	to May 31, 2007	-		-		-	(13,747)	(13,747)
Balance, May 31, 2007		5,750,000		5,750		19,050	(13,747)	11,053
	Net loss for the year ended May 31, 2008	-		-		-	(23,632)	(23,632)
Balance, May 31, 2008		5,750,000		$5,750		$19,050	$(37,379)	$(12,579)
	Unaudited:
	Net loss for the three months ended August 31, 2008						(3,578)	(3,578)
Balance, August 31, 2008			$		$		$(40,957)	$(16,157)

See notes to financial statements.

INTERFAC MINING INC.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

	Three Months Ended August 31, 2008	Three Months Ended August 31, 2007	Cumulative from June 15, 2006 (Inception) to August 31, 2008

Cash Flows from Operating Activities
Net loss	$(3,578)	$(840)	$(40,957)
Adjustments to reconcile net loss to net cash
provided by (used for) operating activities:
Impairment of mineral interest acquisition costs	-	-	7,000
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	1,904	(5,205)	9,039
Net cash provided by (used for) operating activities	(1,675)	(6,045)	(24,918)

Cash Flows from Investing Activities
Acquisition of mineral interest	-	-	(7,000)
Net cash provided by (used for) investing activities	-	-	(7,000)

Cash Flows from Financing Activities
Proceeds from sales of common stock	-	-	24,800
Loans from related party	3,700	-	9,200
Net cash provided by (used for) financing activities	3,700	-	34,000

Increase (decrease) in cash	2,026	(6,045)	2,082
Cash, beginning of period	56	17,053	-

Cash, end of period	$2,082	$11,008	$2,082

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See notes to financial statements.

INTERFAC MINING INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
August 31, 2008
(Unaudited)

1.           ORGANIZATION AND BUSINESS OPERATIONS

Interfac Mining Inc. (the “Company”) was incorporated in the State of Nevada on June 15, 2006. On March 9, 2007, the Company acquired a 100% interest in the Zubiak mineral claim located in the Clinton Mining Division, British Columbia, Canada. On March 3, 2008, the claim was forfeited due to nonpayment of renewal fees. The Company is presently considering other potential acquisitions in the resource and non-resource sectors.

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $40,957 as at August 31, 2008 and further losses are anticipated in the development of its business, raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placements of common stock. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

2.           INTERIM FINANCIAL INFORMATION

The unaudited financial statements as of August 31, 2008 and for the three months ended August 31, 2008 and 2007 and for the period June 15, 2006 (inception) to August 31, 2008 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of August 31, 2008 and the results of operations and cash flows for the periods then ended. The financial data and other information disclosed in these notes to the interim financial statements relating to these periods are unaudited. The results for the three month period ended August 31, 2008 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending May 31, 2009. The balance sheet at May 31, 2008 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year end May 31, 2008 as included in our Form 10-KSB filed with the Securities and Exchange Commission.

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

INTERFAC MINING INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
August 31, 2008
(Unaudited)

4.           COMMON STOCK

The Company is authorized to issue 75,000,000 shares of common stock with a par value of $0.001 per share and no other class of shares is authorized.

On July 28, 2006, the Company sold 3,500,000 shares of common stock to a director at a price of $0.001 per share for cash proceeds of $3,500.

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

At August 31, 2008, no stock options, warrants, or other potentially dilutive securities were outstanding.

5.           INCOME TAXES

The provision for income taxes (benefit) differs from the amount computed by applying the statutory United States federal income tax rate of 35% to income (loss) before income taxes. The sources of the difference follow:

	Three Months Ended August 31,2008	Period June 15, 2006 (Inception) to August 31,2008

Expected tax at 35%	$(1,252)	$(14,335)
Increase in valuation llowance	1,252	14,335

Income tax provision	$-	$-

Significant components of the Company’s deferred income tax assets are as follows:

	August 31,	May 31,
	2008	2008

Net operating loss carryforword	$14,335	$13,083
Valuation allowance	(14,335)	(13,083)

Net deferred tax assets	$-	$-

INTERFAC MINING INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
August 31, 2008
(Unaudited)

5.           INCOME TAXES (Continued)

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that the deferred tax asset of $14,335 at August 31, 2008 attributable to the future utilization of the net operating loss carryforward of $40,957 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforward expires $13,747 in 2027, $23,632 in 2028, and $3,578 in 2029.

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

7.           SUBSEQUENT EVENT

On September 10, 2008, the Company’s president and sole director Shawn Edward Stecklar purchased 3,500,000 shares of common stock from the Company’s former president and sole director, resulting in a change in control of the Company.

Forward-Looking Statements

This Form 10-Q includes "forward-looking statements" within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995.  Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We do not expect to earn any revenue from operations until we have either commenced mining operations on a resource property, or operations on a non-resource property.

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the small business issuer's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Results of Operations for the Three Month Period Ended August 31, 2008

We did not earn any revenues during the three-month period ended August 31, 2008.

We incurred operating expenses in the amount of $3,578 for the three-month period ended August 31, 2008. These operating expenses were comprised entirely of general and administrative expenses.

Results of Operations for the Three Month Period Ended August 31, 2007

We did not earn any revenues during the three-month period ended August 31, 2007.

We incurred operating expenses in the amount of $840 for the three-month period ended August 31, 2007. These operating expenses were comprised entirely of general and administrative expenses.

Results of Operations from June 15, 2006 (inception) to August 31, 2008

No revenues were earned during this period.

We incurred operating expenses in the amount of $40,957 during this period. These operating expenses were comprised of general and administrative expenses of $33,957, and expenses related to the mineral property of $7,000.

Item 3 Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4 Controls and Procedures

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of August 31, 2008.  This evaluation was conducted by our chief executive officer and principal accounting officer.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Report on Form 8-K

(a)              Exhibits:

3.1*           Articles of Incorporation
3.2*           Bylaws
5.1*           Legal opinion
31.1           Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2           Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1           Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2           Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

•	filed as an exhibit to our registration statement on Form SB-2 dated October 11, 2007.

(b)           Reports on Form 8-K

(i)           On September 10, 2008 we announced that (aa) Shaun Edward Steckler was appointed as our President, Secretary, Treasurer and sole Director. Mr. Steckler replaced Ms. Tannisah Kruse in all of the foregoing positions; (bb) Mr. Steckler purchased 3,500,000 shares of restricted common stock from Ms. Kruse, which represents 60.9% of our total issued and outstanding common stock; and (cc) our head office had been moved to Hartz Road, Clavet, Saskatchewan, Canada   S0K 0Y0. Our contact number is now (306) 931.9908 (telephone).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

October 15, 2008

Interfac Mining Inc.

/s/ Shaun Edward Steckler
Shaun Edward Steckler, President