Form 10-Q
period 2008-11-30
Interfac Mining Inc.
filed 2009-01-13
CIK 1414899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

 FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2008
or

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from  ___________________    to   ________________________

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

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

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

INTERFAC MINING INC.
(An Exploration Stage Company)
Balance Sheets

	November 30,	May 31,
	2008	2008
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$444	$56
Total Current Assets	444	56
Other assets	-	-
Total Assets	$444	$56

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities
Accounts payable and accrued liabilities	$16,726	$7,135
Loans from related party (non-interest bearing, due on demand)	15,300	5,500
Total current liabilities	32,026	12,635
Stockholders' Equity (Deficiency)
Common stock, $0.001 par value;
authorized 75,000,000 shares,
issued and outstanding 5,750,000 and 5,750,000 shares, respectively	5,750	5,750
Additional paid-in capital	19,050	19,050
Deficit accumulated during the exploration stage	(56,382)	(37,379)
Total stockholders' Equity (Deficiency)	(31,582)	(12,579)
Total Liabilities and Stockholders' Equity (Deficiency)	$444	$56

See notes to financial statements.

INTERFAC MINING INC.
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

	Three Months Ended November 30, 2008	Three Months Ended November 30, 2007	Six Months Ended November 30, 2008	Six Months Ended November 30, 2007	Cumulative from June 15, 2006 (Inception) to November 30, 2008

Revenue	$-	$-	$-	$-	$-
Total Revenue	-	-	-	-	-

Cost and expenses
General and administrative	15,425	4,795	19,003	5,635	49,382
Impairment of mineral interest acquisition costs	-	-	-	-	7,000
Total Costs and Expenses	15,425	4,795	19,003	5,635	56,382
Net Loss	$(15,425)	$(4,795)	$(19,003)	$(5,635)	$(56,382)

Net Loss per share
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Number of common shares used to compute net loss per share
Basic and Diluted	5,750,000	5,750,000	5,750,000	5,750,000

See notes to financial statements.

INTERFAC MINING INC.
(An Exploration Stage Company)
Statements of Stockholders' Equity (Deficiency)
For the period June 15, 2006 (Inception) to November 30, 2008

		Common Stock, $0.001 Par Value		Additional Paid-in Capital	Deficit Accumulated During the Exploration Stage	Total Stockholders' Equity
		Shares	Amount
Sales of Common stock;
-	July 28, 2006 at $0.001	3,500,000	$3,500	$-	$-	$3,500
-	August 12, 2006 at $0.001	800,000	800	-	-	800
-	August 30, 2006 at $0.01	1,000,000	1,000	9,000	-	10,000
-	September 18, 2006 at $0.01	300,000	300	2,700	-	3,000
-	November 30, 2006 at $0.05	150,000	150	7,350	-	7,500
	Net loss for the period June 15, 2006 (inception)
	to May 31, 2007	-	-	-	(13,747)	(13,747)
Balance, May 31, 2007		5,750,000	5,750	19,050	(13,747)	11,053
	Net loss for the year ended May 31, 2008	-	-	-	(23,632)	(23,632)
Balance, May 31, 2008		5,750,000	$5,750	$19,050	$(37,379)	$(12,579)
	Unaudited:
	Net loss for the three months ended August 31, 2008	-	-	-	(3,578)	(3,578)
Balance, August 31, 2008		5,750,000	$5,750	$19,050	$(40,957)	$(16,157)
	Unaudited:
	Net loss for the three months ended November 30, 2008	-	-	-	(15,425)	(15,425)
Balance, November 30, 2008		5,750,000	$5,750	$19,050	$(56,382)	$(31,582)

See notes to financial statements.

INTERFAC MINING INC.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

	Six Months Ended November 30, 2008	Six Months Ended November 30, 2007	Cumulative from June 15, 2006 (Inception) to November 30, 2008

Cash Flows from Operating Activities
Net loss	$(19,003)	$(5,635)	$(56,382)
Adjustments to reconcile net loss to net cash
provided by (used for) operating activities:
Impairment of mineral interest acquisition costs	-	-	7,000
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	9,591	(6,000)	16,726
Net cash provided by (used for) operating activities	(9,412)	(11,635)	(32,656)

Cash Flows from Investing Activities
Acquisition of mineral interest	-	-	(7,000)
Net cash provided by (used for) investing activities	-	-	(7,000)

Cash Flows from Financing Activities
Proceeds from sales of common stock	-	-	24,800
Loans from related party	9,800	-	15,300
Net cash provided by (used for) financing activities	9,800	-	40,100

Increase (decrease) in cash	388	(11,635)	444
Cash, beginning of period	56	17,053	-

Cash, end of period	$444	$5,418	$444

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See notes to financial statements.

INTERFAC MINING INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2008
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

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $56,382 as at November 30, 2008 and further losses are anticipated in the development of its business, raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placements of common stock. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

2.           INTERIM FINANCIAL INFORMATION

The unaudited financial statements as of November 30, 2008 and for the three and six months ended November 30, 2008 and 2007 and for the period June 15, 2006 (inception) to November 30, 2008 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of November 30, 2008 and the results of operations and cash flows for the periods then ended. The financial data and other information disclosed in these notes to the interim financial statements relating to these periods are unaudited. The results for the three month period ended November 30, 2008 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending May 31, 2009. The balance sheet at May 31, 2008 has been derived from the audited financial statements at that date.

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
November 30, 2008
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

At November 30, 2008, no stock options, warrants, or other potentially dilutive securities were outstanding.

5.           INCOME TAXES

The provision for income taxes (benefit) differs from the amount computed by applying the statutory United States federal income tax rate of 35% to income (loss) before income taxes. The sources of the difference follow:

	Three Months Ended November 30, 2008	Period June 15, 2006 (Inception) to November 30, 2008
Expected tax at 35%	$(5,399)	$(19,734)
Increase in valuation allowance	5,399	19,734
Income tax provision	$-	$-

Significant components of the Company’s deferred income tax assets are as follows:

	November 30,	May 31,
	2008	2008
Net operating loss carryforword	$19,734	$13,083
Valuation allowance	(19,734)	(13,083)
Net deferred tax assets	$-	$-

INTERFAC MINING INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2008
(Unaudited)

5.           INCOME TAXES (Continued)

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that the deferred tax asset of $19,734 at November 30, 2008 attributable to the future utilization of the net operating loss carryforward of $56,382 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforward expires $13,747 in 2027, $23,632 in 2028, and $19,003 in 2029.

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

A Post Effective Amendment to the Registration Statement was filed on December 17, 2008 and declared effective by the SEC on December 23, 2008.

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

Results of Operations for the Three-Month Period Ended November 30, 2008

We did not earn any revenues during the three-month period ended November 30, 2008.

We incurred operating expenses in the amount of $15,425 for the three-month period ended November 30, 2008. These operating expenses were comprised entirely of general and administrative expenses.

Results of Operations for the Three-Month Period Ended November 30, 2007

We did not earn any revenues during the three-month period ended November 30, 2007.

We incurred operating expenses in the amount of $4,795 for the three-month period ended November 30, 2007. These operating expenses were comprised entirely of general and administrative expenses.

Results of Operations for the Six-Month Period Ended November 30, 2008

We did not earn any revenues during the six-month period ended November 30, 2008.

We incurred operating expenses in the amount of $19,003 for the six-month period ended November 30, 2008. These operating expenses were comprised entirely of general and administrative expenses.

Results of Operations for the Six-Month Period Ended November 30, 2007

We did not earn any revenues during the six-month period ended November 30, 2007.

We incurred operating expenses in the amount of $5,635 for the six-month period ended November 30, 2007. These operating expenses were comprised entirely of general and administrative expenses.

Results of Operations from June 15, 2006 (inception) to November 30, 2008

No revenues were earned during this period.

We incurred operating expenses in the amount of $56,382 during this period. These operating expenses were comprised of general and administrative expenses of $49,382, and expenses related to the mineral property of $7,000.

Item 3 Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4 Controls and Procedures

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of November 30, 2008.  This evaluation was conducted by our chief executive officer and principal accounting officer.

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

January 13, 2009

Interfac Mining Inc.

/s/ Shaun Edward Steckler
Shaun Edward Steckler, President