Form 10-Q
period 2009-02-28
Interfac Mining Inc.
filed 2009-04-13
CIK 1414899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

 FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2009
or

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to _________________

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

_________________________________________
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

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

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

INTERFAC MINING INC.
(An Exploration Stage Company)
Balance Sheets

	February 28,	May 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$-	$56
Total Current Assets	-	56
Other assets	-	-
Total Assets	$-	$56

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities
Accounts payable and accrued liabilities	$16,715	$7,135
Loans from related party (non-interest bearing, due on demand)	15,300	5,500
Total current liabilities	32,015	12,635
Stockholders' Equity (Deficiency)
Common stock, $0.001 par value;
authorized 75,000,000 shares,
issued and outstanding 5,750,000 and 5,750,000 shares, respectively	5,750	5,750
Additional paid-in capital	19,050	19,050
Deficit accumulated during the exploration stage	(56,815)	(37,379)
Total stockholders' Equity (Deficiency)	(32,015)	(12,579)
Total Liabilities and Stockholders' Equity (Deficiency)	$-	$56

See notes to financial statements.

INTERFAC MINING INC.
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

	Three Months Ended February 28, 2009	Three Months Ended February 29, 2008	Nine Months Ended February 28, 2009	Nine Months Ended February 29, 2008	Cumulative from June 15, 2006 (Inception) to February 28, 2009

Revenue	$-	$-	$-	$-	$-
Total Revenue	-	-	-	-	-

Cost and expenses
General and administrative	433	3,461	19,436	9,096	49,815
Impairment of mineral interest acquisition costs	-	-	-	-	7,000
Total Costs and Expenses	433	3,461	19,436	9,096	56,815
Net Loss	$(433)	$(3,461)	$(19,436)	$(9,096)	$(56,815)

Net Loss per share
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Number of common shares used to compute net loss per share
Basic and Diluted	5,750,000	5,750,000	5,750,000	5,750,000

See notes to financial statements.

INTERFAC MINING INC.
(An Exploration Stage Company)
Statements of Stockholders' Equity (Deficiency)
For the period June 15, 2006 (Inception) to February 28, 2009

		Common Stock, $0.001 Par Value		Additional Paid-in Capital	Deficit Accumulated During the Exploration Stage	Total Stockholders' Equity
		Shares	Amount
Sales of Common stock;
-	July 28, 2006 at $0.001	3,500,000	$3,500	$-	$-	$3,500
-	August 12, 2006 at $0.001	800,000	800	-	-	800
-	August 30, 2006 at $0.01	1,000,000	1,000	9,000	-	10,000
-	September 18, 2006 at $0.01	300,000	300	2,700	-	3,000
-	November 30, 2006 at $0.05	150,000	150	7,350	-	7,500
	Net loss for the period June 15, 2006 (inception)
	to May 31, 2007	-	-	-	(13,747)	(13,747)
Balance, May 31, 2007		5,750,000	5,750	19,050	(13,747)	11,053
	Net loss for the year ended May 31, 2008	-	-	-	(23,632)	(23,632)
Balance, May 31, 2008		5,750,000	$5,750	$19,050	$(37,379)	$(12,579)
	Unaudited:
	Net loss for the three months ended August 31, 2008	-	-	-	(3,578)	(3,578)
Balance, August 31, 2008		5,750,000	$5,750	$19,050	$(40,957)	$(16,157)
	Unaudited:
	Net loss for the three months ended November 30, 2008	-	-	-	(15,425)	(15,425)
Balance, November 30, 2008		5,750,000	$5,750	$19,050	$(56,382)	$(31,582)
	Unaudited:
	Net loss for the three months ended February 28, 2009	-	-	-	(433)	(433)
Balance, February 28, 2009		5,750,000	$5,750	$19,050	$(56,815)	$(31,582)

See notes to financial statements.

INTERFAC MINING INC.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

	Nine Months Ended February 28, 2009	Nine Months Ended February 29, 2008	Cumulative from June 15, 2006 (Inception) to February 28, 2009

Cash Flows from Operating Activities
Net loss	$(19,436)	$(9,096)	$(56,815)
Adjustments to reconcile net loss to net cash
provided by (used for) operating activities:
Impairment of mineral interest acquisition costs	-	-	7,000
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	9,580	(5,055)	16,715
Net cash provided by (used for) operating activities	(9,856)	(14,151)	(33,100)

Cash Flows from Investing Activities
Acquisition of mineral interest	-	-	(7,000)
Net cash provided by (used for) investing activities	-	-	(7,000)

Cash Flows from Financing Activities
Proceeds from sales of common stock	-	-	24,800
Loans from related party	9,800	4,000	15,300
Net cash provided by (used for) financing activities	9,800	4,000	40,100

Increase (decrease) in cash	(56)	(10,151)	-
Cash, beginning of period	56	17,053	-

Cash, end of period	$0	$6,902	$0

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See notes to financial statements.

INTERFAC MINING INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
February 28, 2009
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

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $56,815 as at February 28, 2009 and further losses are anticipated in the development of its business, raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placements of common stock. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note 2. Interim Financial Information

The unaudited financial statements as of February 28, 2009 and for the three and nine months ended February 28, 2009 and February 29, 2008 and for the period June 15, 2006 (inception) to February 28, 2009 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of February 28, 2009 and the results of operations and cash flows for the periods then ended. The financial data and other information disclosed in these notes to the interim financial statements relating to these periods are unaudited. The results for the three month period ended February 28, 2009 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending February 28, 2009. The balance sheet at May 31, 2008 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year end May 31, 2008 as included in our Form 10-K filed with the Securities and Exchange Commission.

INTERFAC MINING INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
February 28, 2009
(Unaudited)

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

At February 28, 2009, no stock options, warrants, or other potentially dilutive securities were outstanding.

INTERFAC MINING INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
February 28, 2009
(Unaudited)

Note 5. Income Taxes

The provision for income taxes (benefit) differs from the amount computed by applying the statutory United States federal income tax rate of 35% to income (loss) before income taxes. The sources of the difference follow:

	Three Months Ended February 28, 2009	Period June 15, 2006 (Inception) to February 29, 2008
Expected tax at 35%	$(152)	$(19,885)
Increase in valuation allowance	152	19,885
Income tax provision	$-	$-

Significant components of the Company’s deferred income tax assets are as follows:

	February 28, 2009	May 31, 2008
Net operating loss carryforword	$19,885	$13,083
Valuation allowance	(19,885)	(13,083)
Net deferred tax assets	$-	$-

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that the deferred tax asset of $19,885 at February 28, 2009 attributable to the future utilization of the net operating loss carryforward of $56,815 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforward expires $13,747 in 2027, $23,632 in 2028, and $19,436 in 2029.

Current United States income tax laws limit the amount of loss available to offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

INTERFAC MINING INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
February 28, 2009
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

Results of Operations for the Three-Month Period Ended February 28, 2009

We did not earn any revenues during the three-month period ended February 28, 2009.

We incurred operating expenses in the amount of $433 for the three-month period ended February 28, 2009. These operating expenses were comprised entirely of general and administrative expenses.

Results of Operations for the Three-Month Period Ended February 29, 2008

We did not earn any revenues during the three-month period ended February 29, 2008.

We incurred operating expenses in the amount of $3,461 for the three-month period ended February 29, 2008. These operating expenses were comprised entirely of general and administrative expenses.

Results of Operations for the Nine-Month Period Ended February 28, 2009

We did not earn any revenues during the nine-month period ended February 28, 2009.

We incurred operating expenses in the amount of $19,346 for the nine-month period ended February 28, 2009. These operating expenses were comprised entirely of general and administrative expenses.

Results of Operations for the Nine-Month Period Ended February 28, 2008

We did not earn any revenues during the nine-month period ended February 28, 2008.

We incurred operating expenses in the amount of $9,096 for the nine-month period ended February 28, 2008. These operating expenses were comprised entirely of general and administrative expenses.

Results of Operations from June 15, 2006 (inception) to February 28, 2009

No revenues were earned during this period.

We incurred operating expenses in the amount of $56,815 during this period. These operating expenses were comprised of general and administrative expenses of $49,815, and expenses related to the mineral property of $7,000.

Item 3 Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4 Controls and Procedures

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of February 28, 2009.  This evaluation was conducted by our chief executive officer and principal accounting officer.

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

April 13, 2009

Interfac Mining Inc.

/s/ Shaun Edward Steckler
Shaun Edward Steckler, President